Form 10-Q
period 1996-06-30
ZYCON CORP
filed 1996-08-14
CIK 948851

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
       (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transition period from          to
                                          ----------  ------------

                       Commission File Number   33-95284


                               ZYCON CORPORATION

             (Exact name of registrant as specified in its charter)

             Delaware                                   94-2348052
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                    identification number)

                               445 El Camino Real
                             Santa Clara, CA  95050
                                 (408) 241-9900

  (Address, including zip code, and telephone number, including area code, of
                      -----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X     No
                                          ---------   --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant had 11,050,000 shares of Common Stock, $.001 Par Value, outstanding at July 31, 1996.
   -------------

                        ZYCON CORPORATION AND SUBSIDIARY

                                     INDEX

                                                                            Page
Part I.  Financial Information

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets as of June 30, 1996
           and December 31, 1995............................................  3

         Consolidated Condensed Statements of Income for the three months and for the six months ended June 30, 1996 and 1995,
           respectively.....................................................  4

         Consolidated Condensed Statements of Cash Flows for the six
           months ended June 30, 1996 and 1995, respectively................  5

         Notes to Consolidated Condensed Financial Statements...............  6

Item 2.  Managements Discussion and Analysis of Financial Condition and
           Results of Operations............................................  9



Part II.Other Information

Item 1.  Legal Proceedings..................................................  15

Item 4.  Submission of Matters to a Vote of Security Holders................  15

Item 5.  Other Information..................................................  16

Item 6.  Exhibits and Reports on Form 8-K...................................  16

Signatures..................................................................  17

Exhibits....................................................................  18


Part I:  Financial Information

Item I:  Condensed Financial Statements

                        ZYCON CORPORATION AND SUBSIDIARY
                        --------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                       (In thousands, except share data)

                                     ASSETS
                                     ------

                                                June 30,    December 31,
                                                  1996          1995
                                               -----------  ------------
                                               (unaudited)
Current Assets:
  Cash and cash equivalents                    $    8,814     $   11,264
  Trade receivables                                22,992         20,886
  Inventories                                       8,963          6,131
  Prepaid expenses and other current assets         2,017          1,734
                                               ----------     ----------
     Total Current assets                          42,786         40,015
  Plant and equipment, net                         69,321         52,130
  Other assets                                     17,605          2,830
                                               ----------     ----------
                                               $  129,712     $   94,975
                                               ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Current portion of long-term debt            $    6,470     $    2,567
  Accounts payable                                 20,330         17,624
  Accrued liabilities                               5,467          5,021
  Income taxes payable                                  -          1,770
                                               ----------     ----------
    Total current liabilities                      32,267         26,982
Bank borrowings                                     5,423              -
Long-term debt                                     22,788          5,458
Deferred income taxes                               7,234          6,634
                                               ----------     ----------
    Total liabilities                              67,712         39,074
                                               ----------     ----------

Stockholders' equity:
  Preferred stock; $0.001 par value; 20,000,000
   shares authorized; none outstanding                  -              -
Common stock; $0.001 par value; 25,000,000
 shares authorized; 11,050,000 and 11,000,000
 shares issued and outstanding respectively            11             11
Additional paid-in capital                         32,969         32,369
Retained earnings                                  29,020         23,521
                                               ----------     ----------
    Total stockholders' equity                     62,000         55,901
                                               ----------     ----------
                                               $  129,712     $   94,975
                                               ==========     ==========


  See Accompanying Notes to the Consolidated Condensed Financial Statements

                        ZYCON CORPORATION AND SUBSIDIARY
                        --------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (unaudited)
                     (In thousands, except per share data)

                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                  ------------------   ------------------
                                    1996      1995       1996      1995
                                  --------  --------   --------  --------
Net sales                         $ 48,402  $ 42,311  $ 103,468  $ 80,678
Cost of sales                       41,845    36,912     86,402    71,326
                                  --------  --------   --------  --------
  Gross profit                       6,557     5,399     17,066     9,352
                                  --------  --------   --------  --------
Selling, general and
  administrative expenses            3,410     2,314      7,437     4,594
                                  --------  --------   --------  --------
  Income from operations             3,147     3,085      9,629     4,758

Interest expense, net                  267       457        273       966
                                  --------  --------   --------  --------
  Income before income taxes         2,880     2,628      9,356     3,792

Income taxes                         1,242         2      3,857        16
                                  --------  --------   --------  --------
  Net income                      $  1,638  $  2,626   $  5,499  $  3,776
                                  ========  ========   ========  ========

Net Income Per Share              $   0.15             $   0.50
                                  ========             ========

Shares used in computing
  net income per share              11,090               11,090
                                  ========             ========

Pro forma net income data:
  Income before income taxes, as
   reported                                 $  2,628             $  3,792
  Pro forma income tax expense                 1,059                1,528
                                            --------             --------
  Pro forma net income                      $  1,569             $  2,264
                                            ========             ========

  Pro forma net income per share            $   0.18             $   0.26
                                            ========             ========

  Shares used in computing pro
   forma net income per share                  8,650                8,650
                                            ========             ========

   See Accompanying Notes to the Consolidated Condensed Financial Statements

                        ZYCON CORPORATION AND SUBSIDIARY
                        --------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (unaudited)
                                 (In thousands)

                                                  Six Months Ended
                                                      June 30,
                                           ------------------------------
                                               1996              1995
                                           ------------      ------------
Cash flows from operating activities:
   Net income                              $      5,499      $      3,776
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization               5,073             4,490
      Deferred income taxes                         600                 -
      Changes in operating assets and
       liabilities:
         Receivables                                (99)           (1,549)
         Inventories                             (1,752)              (57)
         Prepaid expenses, deposits and
          other assets                              506               253
         Accounts payable                         1,401             6,369
         Accrued liabilities                        (59)              325
         Income taxes payable                    (1,770)                -
                                           ------------      ------------
            Net cash provided by
             operating activities                 9,399            13,607
                                           ------------      ------------

Cash flows from investing activities:

   Purchase of ACT assets (net of cash)          (8,650)                -
   Investment in Malaysia plant and
    equipment                                    (7,894)                -
   Malaysia equipment deposits and other
    assets                                       (9,622)                -
   Purchases of plant and equipment, net         (8,991)           (7,875)
                                           ------------      ------------
            Net cash used for investing         (35,157)           (7,875)
             activities

Cash flows from financing activities:
   Bank borrowings, net                           4,085                 -
   Proceeds from long-term debt                  23,803             1,761
   Repayment of long-term debt                   (4,580)           (3,808)
   Collections on stockholder notes                   -               303
   Distribution paid to stockholders                  -            (2,594)
                                           ------------      ------------
            Net cash provided by
             (used for) financing
             activities                          23,308            (4,338)
                                           ------------      ------------

(Decrease) Increase in cash and cash
 equivalents                                     (2,450)            1,394
Cash and cash equivalents at beginning
 of period                                       11,264             8,217
                                           ------------      ------------
Cash and cash equivalents at end of
 period                                    $      8,814      $      9,611
                                           ============      ============


Supplemental disclosure of cash flow
 information:
   Interest paid                           $        671      $      1,226
                                           ============      ============
   Taxes paid                              $      5,190      $         15
                                           ============      ============
   Common stock issued in ACT aquisition   $        600      $          -
                                           ============      ============

   See Accompanying Notes to the Consolidated Condensed Financial Statements

                        ZYCON CORPORATION AND SUBSIDIARY
                        --------------------------------
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)

  (1)  Basis of Presentation
       ---------------------

          In the opinion of management, these consolidated condensed financial statements contain all normal recurring adjustments for fair presentation. The results of operations for the six months ended June 30, 1996, are not necessarily an indication of the results to be expected for the full year.

          The accompanying consolidated condensed financial statements include the accounts of Zycon Corporation and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

          The unaudited pro forma amounts included in the accompanying consolidated condensed statements of income for the six months ended June 30, 1995 reflect provisions for income taxes as if the Company had been a C Corporation, fully subject to federal and state income taxes. On September 26, 1995, the Company elected C Corporation status for federal and state income tax reporting purposes.

          For information as to the significant accounting policies followed by the Company and other financial and operating information, see the Company's Form S-1 or Form 10-K (File No. 33-95284), as filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements included in those filings.

  (2)    Balance Sheet Components
         ------------------------

         Receivables
         -----------

          A summary of receivables follows (in thousands):

                                                       June 30,   December 31,
                                                         1996         1995
                                                       ---------  -------------
          Trade accounts receivable                     $23,272        $21,136
          Less allowance for doubtful accounts             (280)          (250)
                                                        -------        -------
                                                        $22,992        $20,886
                                                        =======        =======

         Inventories
         -----------
          A summary of inventories follows (in
           thousands):

                                                       June 30,     December 31,
                                                         1996          1995
                                                       --------     ------------
          Raw materials                                 $ 3,438        $ 1,392
          Work in process                                 3,661          3,760
          Finished Goods                                  1,864            979
                                                        -------        -------
                                                        $ 8,963        $ 6,131
                                                        =======        =======

   See Accompanying Notes to the Consolidated Condensed Financial Statements

                        ZYCON CORPORATION AND SUBSIDIARY
                        --------------------------------
                 NOTES TO THE FINANCIAL STATEMENTS (Continued)
                 ---------------------------------
                                  (unaudited)


(2)  Balance Sheet Components (Continued)
     ------------------------------------

     Property, Plant and Equipment
     -----------------------------
          A summary of property, plant and equipment follows (in thousands):

                                            June 30,  December 31,
                                              1996        1995
                                            --------  ------------
          Machinery and equipment           $ 73,906       $61,975
          Leasehold improvements              36,769        23,704
          Office furniture and equipment         717           520
          Construction in progress               297         3,250
          Other                                  605           580
                                            --------       -------
                                             112,294        90,029
          Less accumulated depreciation
           and amortization                   42,973        37,899
                                            --------       -------
                                            $ 69,321       $52,130
                                            ========       =======

(3)  Income Taxes
     ------------

          The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liability as of June 30, 1996, are presented below (in thousands):


          Deferred income tax assets:
            Allowance and accruals                                     $   749
            State income taxes                                             167
                                                                       -------
               Total deferred income tax assets                            916

          Deferred income tax liability:
            Property and equipment, principally
             due to differences in depreciation                         (7,234)
                                                                       -------
               Net deferred income tax liability
                                                                       $(6,318)
                                                                       =======

                        ZYCON CORPORATION AND SUBSIDIARY
                        --------------------------------
                 NOTES TO THE FINANCIAL STATEMENTS (Continued)
                 ---------------------------------------------
                                  (unaudited)


(4)  Business Asset Acquisition
     --------------------------

          On June 18, 1996, the Company purchased substantially all of the assets of Alternate Circuit Technology, Inc. (ACT), a quick-turn, prototype and design printed circuit board manufacturer. The initial consideration for the acquisition was approximately $8.7 million in cash, $600,000 worth of the Company's common stock (50,000 shares valued at $12.00 per share), and the assumption of approximately $5.0 million of liabilities. The acquisition agreement also calls for payment of $200,000 after a three year period if certain non-compete covenants are met. The cash payment was financed from excess working capital. The acquisition has been recorded using the purchase method of accounting. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $5.4 million was recorded as goodwill and is being amortized over ten years. The goodwill amortization will be accumulated into the Company's selling, general and administrative expenses. The operating results of ACT have been included in the Company's financial statements since the date of acquisition.

          The following unaudited pro forma results of operations assume the acquisition occurred at the beginning of the year ended June 30, 1996 and year ended December 31, 1995 (in thousands, except per share data):



                              Six Months Ended      Year Ended
                                   6/30/96           12/31/95
                              ----------------     ------------
          Net sales               $110,465           $ 196,304
                                  --------           ---------

          Net income              $  5,139           $   8,027
                                  --------           ---------

          Net income per share    $    .46           $     .86
                                  --------           ---------



          The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the ACT acquisition been consummated as of January 1, 1995, nor are they necessarily indicative of future operating results.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

          Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report are forward looking statements that involve risks and uncertainties. Any forward-looking statements should be considered in light of the factors described below under "Factors That May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements.

Results of Operations
- ---------------------

Second Quarter
- --------------

          Sales for the second quarter of 1996 increased 14% to $48.4 million from $42.3 million for the second quarter of 1995, primarily due to a 20% increase in average selling price per panel, partially offset by a 5% decline in the volume of panels shipped. The increase in average selling price per panel was caused by a shift in customer demand towards a greater percentage of higher priced, higher layer count printed circuit boards. The decrease in the volume of panels shipped resulted from slowing industry conditions. Compared to the first quarter of 1996 units shipped declined by 12%.

          The gross profit margin increased to 13.5% in the second quarter of 1996 from 12.8% for the same period in 1995, down from 19.1% in the first quarter of 1996. The gross margin decline from the first quarter of 1996 resulted primarily from the drop in sales volume, with the majority of the Company's overhead being relatively fixed. The product mix and average selling price per panel remained virtually unchanged from the first quarter of 1996.

          Selling, general and administrative expenses increased to 7.0% of sales in the second quarter of 1996 as compared to 5.5% in the second quarter of 1995. This was primarily due to an increase in Malaysia related expenses of $524,000, with employee related expenses and legal and professional fees accounting for the difference.

          Net interest expense for the second quarter of 1996 decreased to $267,000 from $457,000 in the second quarter of 1995 due to a $17.5 million paydown of debt in the fourth quarter of 1995, following the initial public offering on September 28, 1995. Compared to the first quarter of 1996, net interest expense increased by $261,000 in the second quarter as we added $19 million of debt during June to finance the purchase of plant and equipment for the Santa Clara, California, facility, and investment in our Malaysia facility.

Year-to-Date
- ------------

          For the six months ended June 30, 1996, sales increased 28% to $103.5 million from $80.7 million for the same period in 1995. The increase was due to the strength of the data communications and contract manufacturing segments of the Company's customer base combined with increases in the Company's manufacturing capacity.

          Gross profit margins improved to 16.5% from 11.6% in the same period a year earlier. This improvement was mainly due to the spreading of fixed costs over a larger sales base and the trend in customer demand toward more complex, higher layer count, higher margin product.

          Selling, general and administrative expenses increased to 7.2% of sales for the six months ended June 30, 1996, compared to 5.7% during the same period in 1995. This was mainly due to an increase in Malaysia related expenses of $1.0 million, $0.9 million in employee bonuses, with legal and professional fees and employee-related expenses making up the difference.

          Net interest expense for the first six months of 1996 decreased to $273,000 from $966,000 in the same period a year earlier due to a $17.5 million paydown of debt in the fourth quarter of 1995, following the initial public offering.

Income Taxes
- ------------

          Based on current tax laws, the Company estimates that it will incur an effective income tax rate of approximately 40% in the current year. Accordingly, it has provided for income taxes during the first six months of 1996 using this estimate.

          Since the Company was an S corporation during the first six months of 1995, pro forma net income data is presented which reflect income taxes as if the Company had been a C corporation.


Liquidity and Capital Resources
- -------------------------------

          As of June 30, 1996, the Company's working capital was $10.5 million versus $13.0 million at December 31, 1995. Cash and cash equivalents were $8.8 million at June 30, 1996 compared with $11.3 million at December 31, 1995. In the six months ended June 30, 1996 the Company generated cash from operations of $9.4 million, and used $35.4 million for investments in the ACT acquisition and plant and equipment for the Malaysia and Santa Clara facilities, which were partially financed by $23.5 million in net borrowings. Receivables increased to $23.0 million at June 30, 1996 from $20.9 million at December 31, 1995, primarily due to the addition of the receivables from the Company's newly acquired subsidiary.

     As of June 30, 1996 the following lines of credit were available to the
Company:

     Working Capital Revolver ($14 million maximum)               $10 million
     Foreign Credit Lines for Malaysia Plant and Working Capital  $20 million
     Domestic Credit Line for Malaysia Equipment                   $6 million

     During June, 1996, the Company borrowed a total of $19 million, of which $10 million in fixed assets lines of credit was used to finance equipment that had been purchased and paid for during the last six months, and $9 million of a domestic credit line was used for the building and equipment of the Company's Malaysia facility.

     On June 18, 1996, the Company purchased substantially all the assets of Alternate Circuit Technology, Inc. (ACT), a quick-turn, prototype and design printed circuit board manufacturer. The initial consideration for the acquisition was approximately $8.7 million in cash, $600,000 worth of the Company's common stock (50,000 shares valued at $12.00 per share), and the assumption of approximately $5.0 million of liabilities. The acquisition agreement also calls for payment of $200,000 after a three year period if certain non-compete covenants are met. The acquisition was funded from excess working capital.

     The Company's total investment in its Malaysia plant and equipment to date is approximately $23 million, and is expected to total approximately $31 million when completed during the fourth quarter of 1996. One or portions of both of the credit lines remaining for the building and equipment of the Company's Malaysian facility will be used to fund the estimated start-up costs still remaining of approximately $8 million over the next several months, leaving unused credit lines of approximately $18 million for future expansion over the next few years.

     In July, 1996, the Company renewed its revolving bank line of credit for another two years at an increased maximum limit of $28 million, up from $14 million previously. Borrowings under the line of credit incur interest at the bank's prime rate (8.25% as of June 30, 1996) and are secured by trade receivables and inventories.

Factors That May Affect Future Results
- --------------------------------------

     The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

     Variability of Customer Requirements; Absence of Customer Commitments on Orders. The level and timing of orders placed by the Company's customers vary due to a number of factors, including customer attempts to manage inventory, changes in customers' manufacturing strategy and variation in demand for their products. Since the Company typically does not obtain long-term purchase orders or commitments, it must anticipate the future volume of orders based on discussions with its customers. The Company relies on its estimate of anticipated future volumes when making commitments regarding the level of business that it will seek and accept, the mix of products that it intends to manufacture, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for work and materials expended through the cancellation date. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition. The printed circuit board industry is characterized by intense competition. Competition in this market is expected to increase in the future. The Company competes principally in the market for complex multilayer printed circuit boards. The Company's competitors in this market segment are primarily large domestic manufacturers and, to a lesser degree, small or regional producers. In addition, OEMs with captive printed circuit board manufacturing operations may seek orders in the open market to fill excess capacity, thereby increasing price competition. Some of the Company's competitors are substantially larger and have greater financial resources than the Company. The Company may be at a disadvantage in the lower technology segments of the printed circuit board market when competing with manufacturers with lower cost structures, particularly those with offshore facilities where labor and other costs are lower. In the future, the printed circuit board industry could encounter competition from new technologies, including multichip modules and other technologies that may reduce the number of printed circuit boards required in electronic equipment or may render existing technology less competitive or obsolete.

     Fluctuations in Operating Results. The Company has experienced significant fluctuations in its operating results and anticipates that these fluctuations will continue in the future. For example, the Company experienced a loss in the fourth quarter of 1993 primarily as a result of a decrease in unit volume, and its net income for the first and second quarters of 1994 was significantly below the Company's net income for the comparable periods of 1993, reflecting, among other things, a decline in average selling price. In addition, the Company's gross profit margin decreased to 13.5% in the second quarter of 1996 from 19.1% in the first quarter of 1996, primarily as a result of a drop in sales volume. The Company's operating results are affected by a number of factors, including the timing of orders from and shipments to major customers, the volume of orders relative to the Company's capacity, the timing of expenditures in anticipation of future sales, competitive pressures, variations in product mix and economic conditions in the electronics industry. Many of these factors are outside the control of the Company. Since a significant portion of the Company's operating expenses are fixed, even a relatively small revenue shortfall can have a disproportionate effect on the Company's results of operations.

     Malaysia Facility. The Company has recently constructed a manufacturing facility in Malaysia. The start-up costs of this facility, including working capital for the Company's Malaysia subsidiary, are estimated to be approximately $31 million, and the Company believes that the facility will be ready to commence operations by late 1996. The start up costs for the Malaysia facility will be funded primarily through bank loans. The Company's management has no experience in establishing manufacturing facilities in foreign countries. Any delays or cost overruns with respect to the Malaysia facility could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's management has no experience in operating foreign manufacturing facilities, and there can be no assurance that the Company will be able to operate the new facility on a profitable basis. It is anticipated that the Malaysia facility will incur operating losses during its initial years of operations, primarily as a result of start-up costs. The Company expects that a substantial portion of the capacity of the Malaysia facility will initially be dedicated to lower layer count segments of the printed circuit board market, and it is possible that the Company could incur losses even after the initial years of operations as a result of various factors including intense price competition for the products which it intends to produce at the new facility. Management believes that losses incurred in the Company's Malaysia operations will not be deductible for

United States income tax purposes. International operations are subject to a number of risks, including unforeseen changes in regulatory requirements, exchange rates, tariffs and other trade barriers, and political and economic instability. These risks are particularly significant in the case of the Company because of management's inexperience in foreign manufacturing or in managing international operations.

     Expansion of Manufacturing Capacity. The Company believes that its competitive position depends in part on its ability to expand its manufacturing capacity. The Company has made a significant investment in a major expansion of space at its Northern California manufacturing facility and has expanded its prototype manufacturing capabilities by its acquisition of the assets of an East Coast quick turn prototype and design facility. In January 1996, the Company entered into an additional facility lease for a 59,000 square foot building which is expected to be constructed by the end of 1996. This building will be immediately adjacent to the Company's three buildings leased in Santa Clara, California. The Company's capital expenditure projects also include the construction of a new manufacturing facility in Malaysia and the purchase of additional equipment which is being installed at its Northern California and Malaysia facilities. There can be no assurance that the Company will be able to expand its manufacturing capacity in a timely manner or that the cost of such expansion will not exceed management's current estimates. In addition, the Company's expansion of its manufacturing capacity has and will continue to significantly increase its fixed costs, and the future profitability of the Company will depend on its ability to utilize its manufacturing capacity in an effective manner. The Company's inability to generate the additional sales necessary to utilize its additional capacity could have a material adverse effect on the Company's business, financial condition and results of operations.

     Technological Change. Printed circuit board manufacturing technology has evolved from single and double sided printed circuit boards to include multilayer printed circuit boards that require finer lines and spacing, smaller drilled holes and incorporate surface mount technology ("SMT"). Technological change is rapid and continuous, and in the future the manufacture of complex printed circuit boards will require increased technological and manufacturing expertise. There can be no assurance that the Company will be able to maintain its current technological position. In addition, the introduction of new technologies may require the Company to substantially increase its capital expenditures. Although the Company has developed certain technological processes, there can be no assurance that these technological processes will become commercially viable or that there will be commercial applications for these technologies.

     Dependence on Electronics Industry. The Company's principal customers are OEMs and contract manufacturers of data communication products, telecommunications equipment, advanced storage systems, workstations, servers and personal computers. These industry segments, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modifications of products containing components manufactured by the Company could adversely affect the Company's business, financial condition and results of operations. The Company's growth has resulted, in part, from its ability to focus on customers in rapidly growing segments of the electronics industry. There can be no assurance that the Company will continue to be able to identify and attract customers with rapid growth rates or that these industry segments will continue to grow at their historical rates or at all. Moreover, pricing pressures within one or more of these industry segments may lead to decreased margins on sales of the Company's products. The electronics industry is subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A recession or any other event leading to excess capacity in the electronics industry would likely result in intensified price competition and a decrease in unit volume, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Concentration of Customers. Since its inception, the Company's sales to a small number of its top customers have accounted for a high percentage of the Company's annual net sales. The composition of the Company's principal customers changes over time, and some of the Company's current largest customers have only been customers for a relatively short period of time. There can be no assurance that the Company's relationships with any of its principal customers will continue at current levels, if at all, and the loss of one or more of such customers could have a material adverse effect on the Company's business, financial condition and results of operations.

     Process Failure. The Company's business involves highly complex manufacturing processes that could be subject to periodic failure. In the past, process failures have occurred, which have resulted in short delays in certain product shipments. There can be no assurance that failures will not occur in the future. The loss of revenue and earnings to the Company from such a failure could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Single Manufacturing Facility. The Company's current printed circuit board manufacturing operations are centralized in three adjacent buildings in Northern California. Since the Company does not currently operate multiple facilities in difference geographic areas, a disruption of the Company's manufacturing operations resulting from sustained process abnormalities, human error, government intervention or a natural disaster such as fire, earthquake or flood could cause the Company to cease or limit its manufacturing operations and consequently have a material adverse effect on the Company's business, financial condition and results of operations.

     Management of Growth; Acquisitions. The Company has initiated significant expansion, including geographic expansion, of its overall level of operations, which has placed, and is expected to continue to place, significant demands on the Company's managerial, technical, financial and other resources. This expansion will require the Company to invest in its operations, including its financial and management information systems, and to retain, motivate and effectively manage its employees. If the Company's management is unable to manage growth effectively and to retain key personnel, then the quality of the Company's products and services, as well as its business, financial condition and results of operations, could be materially and adversely affected.

     The Company may from time to time pursue the acquisition of other companies, assets or product lines that complement or expand its existing business. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees. No assurance can be given that any acquisition by the Company will not materially and adversely affect the Company or that any such acquisition will enhance the Company's business.

     Availability of Materials and Components. Raw materials used by the Company in producing printed circuit boards are purchased by the Company and, in certain circumstances, the Company bears the risk of price fluctuations. In addition, shortages of certain types of materials have occurred in the past and may occur in the future.

     Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of members of its senior management, particularly its co-founder and President, Ronald H. Donati, as well as other officers and key personnel, many of whom would be difficult to replace. The future success of the Company also depends on its ability to identify, attract and retain additional qualified technical and managerial personnel. The loss of Mr. Donati or other officers and key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. None of these employees has entered into an employment agreement with the Company, and there can be no assurance that the Company will be able to retain these employees.

     Intellectual Property. The Company's success depends in part on its proprietary techniques and manufacturing expertise. The Company has few patents for these proprietary techniques and chooses to rely principally on trade secret protection. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. In addition, there can be no assurance that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company's technology, that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company.

     Environmental Matters. The Company uses certain materials in its manufacturing process which are classified as hazardous substances. Proper waste disposal and environmental regulation are major considerations for printed circuit board manufacturers. Although the Company believes that its facilities are currently in material compliance with all applicable environmental laws and monitors it operations to avoid violations arising from human error or equipment failures, there can be no assurance that violations will not occur. In the event of a future violation of environmental laws, the Company could be held liable for damages and for the costs of remedial actions and could also be subject to revocation of permits necessary to conduct its business. Any such revocation could require the Company to cease or limit production at its facilities, thereby causing a material adverse effect on the Company's operations. Zycon is also subject to environmental laws and air quality regulations relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials. As a generator of hazardous materials, the Company is subject to financial exposure even if it fully complies with such laws. In addition, there can be no assurance that more stringent environmental laws will not be adopted over time, imposing greater compliance costs and increasing risks and penalties associated with a violation. The City of Santa Clara has adopted an ordinance that, as of April 1, 1997, significantly reduces the amount of waste, including copper and nickel, that companies such as Zycon may discharge into the city sanitary sewer. The new ordinance provides for substantial penalties for intentional or negligent violations. These penalties include fines ranging from $10,000 to $50,000 per day, revocation of required business permits, the issuance of a cease and desist order and, under certain circumstances, up to six months imprisonment. Under the new ordinance, the Company is subject to stringent requirements on the amount of water it can discharge and is required to substantially reduce the concentrations of certain chemicals, including copper and nickel, which it currently discharges. Under the new ordinance, the concentration limit for the Company's copper discharge is reduced from 2.00 milligrams per liter to 1.02 milligrams per liter, and the concentration limit for the Company's nickel discharge is reduced from 2.60 milligrams per liter to
0.02 milligrams per liter. The Company believes that by using a combination of existing and developing technologies, including established methods for the chemical removal of copper, it will be able to meet the concentration standards by April 1, 1997, the required date of compliance. However, there can be no assurance that the Company will be able to comply with the reduced discharge levels mandated by the ordinance or that the costs of complying with the new ordinance will not exceed the Company's current estimate. Furthermore, there can be no assurance that compliance with the ordinance will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Possible Volatility of Stock Price. The Company believes that the trading price of the Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, developments in the electronics industry, stock market conditions and other factors. In addition, any variance or shortfall in revenue or earnings from levels expected by securities analysts or the investment community at large could have an immediate and significant adverse effect on the trading price of the Company's Common Stock.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

               In March 1993, the U.S. Environmental Protection Agency (EPA) notified Zycon of its maintenance and remediation costs in connection with a hazardous waste disposal facility operated by Casmalia Resources in Santa Barbara County, California. The EPA identified Zycon as one of the 65 generators which had disposed the greatest amounts of materials at the site by weight during the period 1983 and 1989. There is no allegation that Zycon violated any law in sending materials to the site, rather the EPA action was taken because Casmalia Resources abandoned its efforts to close the site in 1991 and because Zycon and others are "generators" of waste under Federal Environmental laws. Approximately half of the largest generators (including Zycon) formed the Casmalia Steering Committee and have submitted a joint proposed plan to the EPA. A tentative agreement between the EPA and the Casmalia Steering Committee members has been reached. Court approval is required. Under this agreement, the Casmalia Steering Committee members will be obligated to perform certain work at the Casmalia site at their expense while being released by the EPA from liability for the cost of other work. The settlement does not attempt to allocate all potential long term oversight and management costs. Currently Zycon's share of the anticipated cost of work to be funded by the Casmalia Steering Committee under the proposed amendment is estimated to be approximately 0.5% based on the weight of material contributed to the Casmalia site by those generators participating in the settlement. However, there is no firm estimate of total investigation or remediation costs at this time.

               Based on the remediation study, the weight of materials contributed to the site and the Company's expectations with respect to an eventual agreement with the EPA, the Company has reserved $250,000 for its share of future remediation costs and the Company believes such amount is a reasonable approximation of its potential loss, but if certain of the Casmalia Steering Committee members are ultimately unable to fund their allocated shares or if court approval for the settlement does not occur and the EPA insists on a more expensive approach, the Company could incur additional obligations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The annual meeting of the stockholders of Zycon Corporation was held on May 7, 1996 (the "Annual Meeting").

          (b) Pursuant to Instruction 3 of Item 4, no information is required to be provided.

          (c) The first proposal voted on at the Annual Meeting was the election of directors. Management nominated Joseph V. Brechel and Robert M. Wallace, two of the present directors of Zycon Corporation. Both Joseph V. Brechel and Robert M. Wallace were elected to the Board of Directors. 9,787,543 votes were cast in favor of the election of Joseph V. Brechel as a director, and 43,412 votes were withheld. 9,783,241 votes were cast in favor of the election of Robert M. Wallace as a director, and 47,714 votes were withheld.
               The second proposal voted on at the Annual Meeting was the approval of Zycon Corporation's Stock Option Plan for Directors and the authorization of the issuance of 100,000 shares of Zycon Corporation's Common Stock under the Plan. 9,420,986 votes were cast in favor of this proposal, 18,275 votes abstained, and 55,677 votes were cast against it. Therefore, the Stock Option Plan for Directors was approved and the issuance of 100,000 shares under the Plan was authorized.

               The third proposal voted on at the Annual Meeting was the ratification of KPMG Peat Marwick LLP as Zycon Corporation's independent public accountants. This proposal was ratified with 9,806,030 votes in favor of it, 9,725 abstaining votes and 15,200 votes against it.

    Item 5.    OTHER INFORMATION

               None

    Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

               (a) See the index to exhibits filed as part of this Form 10-Q on page 19.

               (b)  Reports on Form 8-K

               A report on Form 8-K was filed on June 24, 1996, as amended by a report on Form 8-K/A filed on July 29, 1996, to disclose the acquisition of certain assets and liabilities of Alternate Circuit Technology, Inc. The financial statements and proforma financial information related to this acquisition will be filed on or before August 23, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ZYCON CORPORATION


    Date:  August 7, 1996                By:   /s/ Ronald H. Donati
                                               ---------------------
                                              Ronald H. Donati
                                              Chief Executive Officer,
                                              President



                                         By:   /s/ Kenneth R. Shilling
                                              ------------------------
                                              Kenneth R. Shilling
                                              Chief Financial Officer
                                              Vice President, Finance

                               ZYCON CORPORATION
                               INDEX TO EXHIBITS


       Exhibit Number        Description                                  Page
       --------------        -----------                                  ----

            3.1              Restated Certificate of Incorporation of       *
                             Registrant

            3.2              Bylaws of Registrant                           *

             4               Specimen Common Stock Certificate              *

           10.1              Security Agreement dated June 20, 1996 and    19
                             related document by and between the Company
                             and Heller Financial

           10.2              Supplemental Security Agreement No. 3 dated   40
                             June 21, 1996 to the Loan and Security
                             Agreement dated June 28, 1993, as amended by
                             Amendment No. One dated June 10, 1996, and
                             related document by and between the Company
                             and MetLife Capital

            11               Computation of Net Income Per Share           51

            27               Financial Data Schedule                       52

      * Exhibits 3.1, 3.2, and 4 are incorporated by reference to Exhibits 3.3, 3.4, and 4.1, respectively, of Registrant's Registration Statement on Form S-1, File No. 33-95284.