Form 10-Q
period 1996-09-30
ZYCON CORP
filed 1996-11-13
CIK 948851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from       to
                                                -----    -----

                         Commission File Number 33-95284


                                ZYCON CORPORATION

             (Exact name of registrant as specified in its charter)

           Delaware                                         94-2348052
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                         Identification number)

                               445 El Camino Real
                              Santa Clara, CA 95050
                                 (408) 241-9900

    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                             -----------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant had 11,056,000 shares of Common Stock, $.001 Par Value, outstanding at October 31, 1996.

                       ZYCON CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                            Page

Part I.    Financial Information

Item 1.    Financial Statements:

           Consolidated Condensed Balance Sheets as of September 30, 1996
             and December 31, 1995........................................    3

           Consolidated  Condensed  Statements  of Income for the three months and for the nine months ended September 30, 1996
             and 1995, respectively.......................................    4

           Consolidated Condensed Statements of Cash Flows for the nine
             months ended September 30, 1996 and 1995, respectively.......    5

           Notes to Consolidated Condensed Financial Statements...........    6

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................    8

Part II.   Other Information

Item 1.    Legal Proceedings..............................................   15

Item 4.    Submission of Matters to a Vote of Security Holders ...........   15

Item 5.    Other Information..............................................   15

Item 6.    Exhibits and Reports on Form 8-K...............................   15

Signatures ...............................................................   16

Exhibits   ...............................................................   17

Part I:  Financial Information

Item I.  Condensed Financial Statements

                       ZYCON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS

                                                   September 30,    December 31,
                                                       1996             1995
                                                   ------------     ------------
                                                    (unaudited)
Current Assets:
   Cash and cash equivalents.....................   $  7,683          $11,264
   Trade receivables.............................     26,920           20,886
   Inventories ..................................      9,118            6,131
   Prepaid expenses and other
     current assets..............................      2,272            1,734
                                                    --------          -------
               Total current assets..............     45,993           40,015
Plant and equipment, net.........................     73,549           52,130
Other assets ....................................     22,972            2,830
                                                    --------          -------
                                                    $142,514          $94,975
                                                    ========          =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt..............  $  6,457          $ 2,567
   Accounts payable...............................    20,644           17,624
   Accrued liabilities............................     6,464            5,021
   Income taxes payable...........................         -            1,770
                                                    --------          -------
               Total current liabilities..........    33,565           26,982
Bank borrowings...................................    15,259                -
Long-term debt ...................................    22,194            5,458
Deferred income taxes.............................     7,534            6,634
                                                    --------          -------
               Total liabilities                      78,552           39,074
                                                    --------          -------

Stockholders' Equity:
   Preferred stock; $0.001 par value;
     20,000,000 shares authorized; none outstanding..     -                 -
   Common stock; $0.001 par value;
     25,000,000 shares authorized;
     11,056,000 and 11,000,000 shares issued
     and outstanding respectively..................       11                11
   Additional paid-in capital......................   33,017            32,369
   Retained earnings...............................   30,934            23,521
                                                    --------           -------
               Total stockholders' equity             63,962            55,901
                                                    --------           -------
                                                    $142,514           $94,975
                                                    ========           =======

    See accompanying Notes to the Consolidated Condensed Financial Statements


                       ZYCON CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
                      (In thousands, except per share data)

                                                              Three Months Ended                   Nine Months Ended
                                                                 September 30,                       September 30,
                                                              1996            1995               1996             1995
                                                             ------          ------             ------           ------

Net sales.................................................  $ 55,181        $ 46,845           $ 158,649        $127,524
Cost of sales.............................................    46,987          39,555             133,389         110,882
                                                            --------        --------           ---------        --------
     Gross profit.........................................     8,194           7,290              25,260          16,642
                                                            --------        --------           ---------        --------

Selling, general and administrative expenses..............     4,164           2,808              11,601           7,402
                                                            --------        --------           ---------        --------
     Income from operations...............................     4,030           4,482              13,659           9,240

Interest expense, net.....................................       702             512                 975           1,478
                                                            --------        --------           ---------        --------
     Income before income taxes...........................     3,328           3,970              12,684           7,762

Income taxes..............................................     1,414           4,596               5,271           4,612
                                                            --------        --------           ---------        --------
     Net income (loss)....................................  $  1,914        $   (626)          $   7,413        $  3,150
                                                            ========        =========          =========        ========

Net Income Per Share......................................  $   0.17                           $    0.67
                                                            ========                           =========

Shares used in computing
     Net income per share.................................    11,091                              11,090
                                                            ========                           =========

Pro forma net income data:
     Income before income taxes, as reported..............                  $  3,970                             $  7,762
     Pro forma income tax expense.............................                 1,600                                3,128
                                                                            --------                             --------
     Pro forma net income.....................................              $  2,370                             $  4,634
                                                                            ========                             ========

     Pro forma net income per share...........................              $   0.27                             $   0.54
                                                                            ========                             ========

     Shares used in computing pro forma
       Net income per share...................................                 8,650                                8,650
                                                                            ========                             ========


   See accompanying Notes to the Consolidated Condensed Financial Statements

                                       4

                       ZYCON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)
                                                            Nine Months Ended
                                                          --------------------
                                                              September 30,
                                                           1996         1995
                                                          -------      -------

Cash flows from operating activities:
   Net income .........................................   $ 7,413      $ 3,150
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization....................     8,095        6,960
      Deferred income taxes............................       900        5,361
      Changes in operating assets and liabilities:
         Receivables...................................    (4,027)      (5,218)
         Inventories...................................    (1,971)        (492)
         Prepaid expenses, deposits and other assets...      (883)      (2,095)
         Accounts payable..............................     1,714        7,792
         Accrued liabilities...........................       938        1,435
         Income taxes payable..........................    (1,770)           -
                                                         --------     --------
           Net cash provided by operating activities...    10,409       16,893
                                                         --------     --------

Cash flows from investing activities:
   Purchase of ACT assets (net of cash)................    (8,884)           -
   Investment in Malaysia plant and equipment..........   (11,024)           -
   Malaysia equipment deposits and other assets........   (13,695)           -
   Purchases of plant and equipment, net...............   (12,972)     (14,568)
                                                         --------     --------
            Net cash used for investing activities.....   (46,575)     (14,568)
                                                         --------     --------

Cash flows from financing activities:
   Bank borrowings, net................................    13,916        2,000
   Proceeds from long-term debt........................    24,078        1,761
   Repayment of long-term debt.........................    (5,857)      (5,436)
   Deferred lease financing...........................        400            -
   Issuance of common stock ...........................        48            -
   Collections on stockholder notes....................         -          319
   Distribution paid to stockholders...................         -       (4,174)
                                                         --------     --------
            Net cash provided by (used for) financing
             activities................................    32,585       (5,530)
                                                         --------     --------

Decrease in cash and cash equivalents..................    (3,581)      (3,205)
Cash and cash equivalents at beginning of period.......    11,264        8,217
                                                         --------     --------
Cash and cash equivalents at end of period.............  $  7,683      $ 5,012
                                                         ========      =======

Supplemental disclosure of cash flow information:
   Interest paid.......................................  $  1,464      $ 1,865
                                                         ========      =======
   Taxes paid .........................................  $  6,290      $    60
                                                         ========      =======
Supplemental disclosure of noncash financing activity:
   Common stock issued in ACT acquisition..............  $    600      $     -
                                                         ========      =======
   Stockholder distributions declared but not paid.....  $      -      $ 1,219
                                                         ========      =======
   See accompanying Notes to the Consolidated Condensed Financial Statements

                       ZYCON CORPORATION AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (unaudited)

 (1)     Basis of Presentation

         In the opinion of management, these consolidated condensed financial statements contain all normal recurring adjustments for fair presentation. The results of operations for the nine months ended September 30, 1996, are not necessarily an indication of the results to be expected for the full year.

         The accompanying consolidated condensed financial statements include the accounts of Zycon Corporation and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

         The unaudited pro forma amounts included in the accompanying consolidated condensed statements of income for the nine months ended September 30, 1995 reflect provisions for income taxes as if the Company had been a C Corporation, fully subject to federal and state income taxes. On September 26, 1995, the Company elected C Corporation status for federal and state income tax reporting purposes.

         For information as to the significant accounting policies followed by the Company and other financial and operating information, see the Company's
Form S-1 or Form 10-K (File No. 33-95284), as filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements included in those filings.

(2)      Balance Sheet Components

         Receivables

         A summary of receivables follows (in thousands):

                                                    September 30,   December 31,
                                                        1996            1995
                                                     ---------       ---------

          Trade accounts receivable..............     $ 27,230       $ 21,136
          Less allowance for doubtful accounts...         (310)          (250)
                                                      --------        -------
                                                      $ 26,920       $ 20,886
                                                      ========       ========
         Inventories

          A summary of inventories follows (in thousands):

                                                    September 30,   December 31,
                                                        1996            1995
                                                     ---------       ---------

          Raw materials..........................     $  3,940        $  1,392
          Work in process........................        4,486           3,760
          Finished Goods.........................          692             979
                                                      --------        --------
                                                      $  9,118        $  6,131
                                                      ========        ========

                       ZYCON CORPORATION AND SUBSIDIARIES
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


(2)       Balance Sheet Components (Continued)

          Property, Plant and Equipment

          A summary of property, plant and equipment follows (in thousands):

                                                    September 30,   December 31,
                                                        1996            1995
                                                      --------        --------

          Machinery and equipment...................  $ 78,158        $ 61,975
          Building and leasehold improvements.......    39,248          23,704
          Office furniture and equipment............       847             520
          Construction in progress..................       387           3,250
          Other.....................................       765             580
                                                      --------       ---------
                                                       119,405          90,029
          Less accumulated depreciation
            and amortization                            45,856          37,899
                                                      --------        --------
                                                      $ 73,549        $ 52,130
                                                      ========        ========

(3)       Income Taxes

          The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liability as of September 30, 1996, are presented below (in thousands):

          Deferred income tax assets:
             Allowance and accruals............................... $  749
             State income taxes...................................    167
                                                                  -------
                 Total deferred income tax assets.................    916

          Deferred income tax liability:
             Property and equipment, principally
             due to differences in depreciation................... (7,534)
                                                                  -------
                 Net deferred income tax liability................$(6,618)
                                                                  =======

                       ZYCON CORPORATION AND SUBSIDIARIES
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report are forward looking statements that involve risks and uncertainties. Any forward-looking statements involving management's estimates or beliefs should be considered in light of the factors described below under "Factors That May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements.

Results of Operations

Third Quarter

          Sales for the third quarter of 1996 increased 18% to $55.2 million from $46.8 million for the third quarter of 1995, primarily due to a 9% increase in the average selling price per panel, combined with the inclusion of $3.7 million of sales from the Company's newly acquired quickturn, prototype and design facility, Zycon Alternate Circuits, Inc. (ZAC). The increase in the average selling price per panel was caused by a shift in customer demand towards a greater percentage of higher priced, higher layer count printed circuit boards. Unit volumes shipped from the Santa Clara, California facility were virtually unchanged from the prior year, and increased 6% from the second quarter of 1996.

          The gross profit margin was 14.9% in the third quarter of 1996 compared to 15.6% for the same period in 1995. The gross margin decline was primarily the result of higher fixed costs associated with the Company's capacity expansion during the past year. The third quarter gross margin represented an improvement over the second quarter gross margin of 13.5%, when the Company experienced a slowing of orders.

          Selling, general and administrative (S,G&A) expenses increased to 7.5% of sales in the third quarter of 1996, as compared to 6.0% in the third quarter of 1995. This was primarily due to an increase in Malaysia related expenses of $526,000 and the addition of ZAC's S,G&A expenses of $560,000. Excluding the increase in Malaysia related start up expenses and ZAC's S,G&A expenses, total S,G&A would have remained at 6.0% of sales (without ZAC).

          Net interest expense for the third quarter of 1996 increased to $702,000 from $512,000 in the third quarter of 1995, mainly due to the addition of $19 million of debt during June, 1996 to finance the Malaysia operation and domestic equipment purchases.

Year-to-Date

          For the nine months ended September 30, 1996, sales increased 24% to $158.6 million from $127.5 million for the same period in 1995. The increase in sales was primarily due to a 17% increase in the average selling price per panel, which was caused by a shift in customer demand towards a greater percentage of higher priced, higher layer count printed circuit boards. Unit volumes shipped from the Santa Clara facility increased 3% over the same period from the prior year.

          Gross profit margins for the nine month period improved to 15.9% from 13.1% a year earlier. This improvement was mainly due to the spreading of fixed costs over a larger sales base and the trend in customer demand toward more complex, higher layer count, higher margin product.

          Selling, general and administrative expenses increased to 7.3% of sales for the nine months ended September 30, 1996, compared to 5.8% during the same period in 1995. This was primarily due to an increase in Malaysia related expenses of $1,527,000, the addition of ZAC's S,G&A expenses of $647,000, additional bonus accrual of $690,000, with employee related expenses and legal and professional fees accounting for the difference. Excluding the increase in Malaysia related start up expenses and ZAC's S,G&A expenses, total S,G&A would have increased slightly to 6.1% of sales (without ZAC).

          Net interest expense for the first nine months of 1996 decreased to $975,000 from $1,478,000 in the same period a year earlier due to a $17.5 million paydown of debt in the fourth quarter of 1995, following the initial public offering (IPO). Total debt remained at low levels until the $19 million debt drawdown in late June 1996 to finance the Malaysia facility and domestic equipment purchases.

Income Taxes

          Based on current tax laws, the Company estimates that it will incur an effective income tax rate of approximately 40% in the current year for it's domestic operations. Accordingly, it has provided for income taxes during the first nine months of 1996 using this estimate. The consolidated effective rate is somewhat higher because the Malaysia losses are not deductible in the U.S.

          Since the Company was an S corporation during the first nine months of 1995, pro forma net income data is presented which reflect income taxes as if the Company had been a C corporation. With the return to C corporation status immediately prior to the IPO, the Company recorded a net deferred tax liability of $4.5 million and a nonrecurring charge to income tax expense.

Liquidity and Capital Resources

          As of September 30, 1996, the Company's working capital was $12.4 million versus $13.0 million at December 31, 1995. Cash and cash equivalents were $7.7 million at September 30, 1996 compared with $11.3 million at December 31, 1995. In the nine months ended September 30, 1996 the Company generated cash from operations of $10.4 million, and used $46.6 million for investments in the ACT acquisition and plant and equipment for the Malaysia and Santa Clara facilities, which were partially financed by $32.6 million in net borrowings. Receivables increased to $26.9 million at September 30, 1996 from $20.9 million at December 31, 1995, primarily due to the increased sales level and the addition of the receivables from the Company's newly acquired subsidiary, ZAC.

          As of September 30, 1996 the following lines of credit were available to the Company:

             Working Capital Revolver ($28 million maximum)           $9 million
             Foreign Credit Lines for Malaysia Plant and Working
                Capital                                              $18 million
             Domestic Credit Line for Malaysia Equipment              $6 million

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

          In July, 1996, the Company renewed its revolving bank line of credit for another two years at an increased maximum limit of $28 million, up from $14 million previously. Borrowings under the line of credit incur interest at the bank's prime rate (8.25% as of September 30, 1996) and are secured by equipment, trade receivables and inventories.

          During June, 1996, the Company borrowed a total of $19 million, of which $10 million in fixed assets lines of credit was used to finance equipment that had been purchased and paid for during the last nine months, and $9 million of a domestic credit line was used for the building and equipment of the Company's Malaysia facility.

Malaysia Investment

          The Company is the first major U.S. independent printed circuit board manufacturer to establish an Asian manufacturing facility. Construction of the Company's new manufacturing plant in Kuching, Malaysia was completed in July, with initial shipments commencing in November of this year. The plant will initially produce lower layer count boards for export back to current U.S. customers, allowing the Santa Clara facility to continue to focus on the higher layer count product.

          Management believes that the Malaysia facility is strategically important for several reasons: 1) it will provide a lower cost structure to competitively manufacture lower layer count boards for export back to current U.S. customers, 2) it provides an Asian manufacturing presence that will allow the Company to eventually build higher layer count product to sell into the Southeast Asian and European markets, and 3) the Company's geographical diversification will be improved. With the exception of our recently acquired quickturn, prototype and design plant located in Massachusetts, the Santa Clara, California facility was previously this Company's only manufacturing location.

          The Company believes that the Malaysia operation will begin generating operating profits by the end of 1997. The Company estimates that due to the limited sales level from the Malaysia facility during the fourth quarter, combined with it's large fixed overhead base, the foreign loss from the Malaysia operations (not tax deductible) could approach an approximate range of $1.0 to $1.2 million, or -$.09 to $-.11 per share on an estimated 11,120,000 shares. The results from each of the first three quarters of 1996 included Malaysia startup expenses that reduced total earnings by approximately $-.03, $-.04, and $-.04, respectively. Thus the estimated negative impact of the Malaysian startup on our fourth quarter results will be an additional $-.05 to $-.07 over the third quarter of 1996.

          The Company's total investment in its Malaysia plant and equipment at September 30, 1996 was approximately $28 million, and is expected to total approximately $31 million when completed during the fourth quarter of 1996. One or portions of both of the credit lines remaining for the building and equipment of the Company's Malaysian facility will be used to fund the estimated start-up costs still remaining of approximately $3 million over the next two months, leaving available credit lines of approximately $21 million.


Factors That May Affect Future Results

          The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

          Variability of Customer Requirements; Absence of Customer Commitments on Orders. The level and timing of orders placed by the Company's customers vary due to a number of factors, including customer attempts to manage inventory, changes in customer manufacturing strategies and variation in demand for their products. Since the Company typically does not obtain long-term purchase orders or commitments, it must anticipate the future volume of orders based on discussions with its customers. The Company relies on its estimate of anticipated future volumes when making commitments regarding the level of business that it will seek and accept, the mix of products that it intends to manufacture, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for work and materials expended through the cancellation date. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

          Fluctuations in Operating Results. The Company has experienced significant fluctuations in its operating results and anticipates that these fluctuations will continue in the future. For example, the Company had net income for the first and second quarters of 1994 that was significantly below the Company's net income for the comparable periods of 1993, reflecting, among other things, a decline in average selling price. In addition, the Company's gross profit margin decreased to 13.5% and 14.9% in the second and third quarters of 1996, respectively, from 19.1% in the first quarter of 1996, primarily as a result of a drop in sales volume and increases in fixed costs associated with the Company's capacity expansion during the past year. The Company's operating results are affected by a number of factors, including the timing of orders from and shipments to major customers, the volume of orders relative to the Company's capacity, the timing of expenditures in anticipation of future sales, competitive pressures, variations in product mix and economic conditions in the electronics industry. Many of these factors are outside the control of the Company. Since a significant portion of the Company's operating expenses are fixed, even a relatively small revenue shortfall can have a disproportionate effect on the Company's results of operations.

          Malaysia Facility. The Company has recently constructed a manufacturing facility in Malaysia. The start-up costs of this facility, including working capital for the Company's Malaysia subsidiary, are estimated to be approximately $31 million, and the Company believes that the facility will be ready to commence operations by November, 1996. The start up costs for the Malaysia facility have been funded primarily through bank loans. The Company's management has no experience in operating foreign manufacturing facilities, and there can be no assurance that the Company will be able to operate the new facility on a profitable basis. It is anticipated that the Malaysia facility will incur operating losses during its first several quarters of operations, primarily as a result of start-up costs. The Company expects that a substantial portion of the capacity of the Malaysia facility will initially be dedicated to lower layer count segments of the printed circuit board market, and it is possible that the Company could incur losses even after the initial year of operations as a result of various factors including intense price competition for the products which it intends to produce at the new facility. Management believes that losses incurred in the Company's Malaysia operations will not be deductible for United States income tax purposes. International operations are subject to a number of risks, including unforeseen changes in regulatory requirements, exchange rates, tariffs and other trade barriers, and political and economic instability. These risks are particularly significant in the case of the Company because of management's inexperience in foreign manufacturing or in managing international operations.

          Expansion of Manufacturing Capacity. The Company believes that its competitive position depends in part on its ability to expand its manufacturing capacity. The Company has made a significant investment in a major expansion of space at its Northern California manufacturing facility and has expanded its prototype manufacturing capabilities by its acquisition of the assets of an East Coast quick turn, prototype and design facility. In January 1996, the Company entered into an additional facility lease for a 59,000 square foot building which is expected to be constructed by the end of January 1997. This building will be immediately adjacent to the

Company's three buildings leased in Santa Clara, California. The Company's capital expenditure projects also include the completion of the manufacturing facility in Malaysia and the purchase of additional equipment which is being installed at its Northern California, Massachusetts, and Malaysia facilities. There can be no assurance that the Company will be able to expand its manufacturing capacity in a timely manner or that the cost of such expansion will not exceed management's current estimates. In addition, the Company's expansion of its manufacturing capacity has and will continue to significantly increase its fixed costs, and the future profitability of the Company will depend on its ability to utilize its manufacturing capacity in an effective manner. The Company's inability to generate the additional sales necessary to utilize its additional capacity could have a material adverse effect on the Company's business, financial condition and results of operations.

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

          Dependence on Single Manufacturing Facility. The Company's current high volume printed circuit board manufacturing operations are centralized in three adjacent buildings in Northern California. Since the Company is just beginning to operate multiple facilities in different geographic areas, a disruption of the

Company's Northern California manufacturing operations resulting from sustained process abnormalities, human error, government intervention or a natural disaster such as fire, earthquake or flood could cause the Company to cease or limit its manufacturing operations and consequently have a material adverse effect on the Company's business, financial condition and results of operations.

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

          Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of members of its senior management, many of whom would be difficult to replace. The future success of the Company also depends on its ability to identify, attract and retain additional qualified technical and managerial personnel. The loss of the President or other officers and key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. None of these employees has entered into an employment agreement with the Company, and there can be no assurance that the Company will be able to retain these employees.

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

          Environmental Matters. The Company uses certain materials in its manufacturing process which are classified as hazardous substances. Proper waste disposal and environmental regulation are major considerations for printed circuit board manufacturers. Although the Company believes that its facilities are currently in material compliance with all applicable environmental laws and monitors it operations to avoid violations arising from human error or equipment failures, there can be no assurance that violations will not occur. In the event of a future violation of environmental laws, the Company could be held liable for damages and for the costs of remedial actions and could also be subject to revocation of permits necessary to conduct its business. Any such revocation could require the Company to cease or limit production at its facilities, thereby causing a material adverse effect on the Company's operations. Zycon is also subject to environmental laws and air quality regulations relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials. As a generator of hazardous materials, the Company is subject to financial exposure even if it fully complies with such laws. In addition, there can be no assurance that more stringent environmental laws will not be adopted over time, imposing greater compliance costs and increasing risks and penalties associated with a violation. The City of Santa Clara has adopted an ordinance that, as of April 1, 1997, significantly reduces the amount of waste, including copper and nickel, that companies such as Zycon may discharge into the city sanitary sewer. The new ordinance provides for substantial penalties for intentional or negligent violations. These penalties include fines ranging from $10,000 to $50,000 per day, revocation of required business permits, the issuance of a cease and desist order and, under certain circumstances, up to nine months imprisonment. Under the new ordinance, the Company is subject to stringent requirements on the amount of water it can discharge and is required to substantially reduce the concentrations of certain chemicals, including copper and nickel, which it currently discharges. Under the new ordinance, the concentration limit for the Company's copper discharge is reduced from 2.00 milligrams per liter to 1.02 milligrams per liter, and the concentration limit for the Company's nickel discharge is reduced from 2.60 milligrams per liter to 0.02 milligrams per liter. The Company believes that by using a combination of existing and developing technologies, including established methods for the chemical removal of copper, it will be able to meet the concentration standards by April 1, 1997, the required date of compliance. However, there can be no assurance that the Company will be able to comply with the reduced discharge levels mandated by the ordinance or that the costs of complying with the new ordinance will not exceed the Company's current estimate. Furthermore, there can be no assurance that compliance with the ordinance will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

          In March 1993, the U.S. Environmental Protection Agency (EPA) notified Zycon of its potential liability for maintenance and remediation costs in connection with a hazardous waste disposal facility operated by Casmalia Resources, a California Limited Partnership, in Santa Barbara County, California. The EPA identified Zycon as one of the 65 generators which had disposed the greatest amounts of materials at the site by weight during the final years in which material was accepted by Casmalia Resources. Based on the total tonnage contributed by all generators, Zycon's share is estimated at approximately 0.3% of the total weight. Approximately 20,000 generators that contributed material to the site have been identified.
          The Casmalia site was regulated by the EPA during the period when the material was accepted. There is no allegation that Zycon violated any law in the disposal of material at the site, rather the EPA's actions stemmed from the fact that Casmalia Resources may not have the financial means to implement a closure plan for the site and because of Zycon's status as a generator of hazardous waste.
          In September, 1996 a Consent Decree was entered into between the EPA and 48 companies (including Zycon) acting through the Casmalia Steering Committee (CSC). The Consent Decree has been filed with the United States District Court in Los Angeles, California, which must approve the agreement. Although this approval is pending, work has started under the Consent Decree. The Consent Decree sets forth the terms and conditions under which the CSC will carry out work aimed at final closure of the site. Certain closure activities will be performed by the CSC. Later work will be performed by the CSC, if funded by other parties. Under the Consent Decree, the settling parties will work with the EPA to pursue the non-settling parties to ensure they participate in contributing to the closure and long-term operation and maintenance of the facility.
          The EPA will continue as the lead regulatory agency during the final closure work. Because long-term maintenance plans for the site will not be determined for a number of years, it has not yet been decided which regulatory agency will oversee this phase of the work plan or how the long-term costs will be funded. However, the agreement provides a mechanism for ensuring that an appropriate federal, state or local agency will assume regulatory responsibility for long-term maintenance.
          The Company has reserved $250,000 for its share of future remediation costs and believes such amount is a reasonable approximation of its potential responsibility under the Consent Decree, but if certain of the Casmalia Steering Committee members are ultimately unable to fund their allocated shares or if Zycon must contribute to long-term maintenance of the site, the Company could incur additional obligations. Except for the Casmalia Consent Decree, the Company is not party to any material litigation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.  OTHER INFORMATION

          None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) See the index to exhibits filed as part of this Form 10-Q on page 17.

          (b)     Reports on Form 8-K
          A report on Form 8-K was filed on June 24, 1996, as amended by a report on Form 8-K/A, Amendment No. 1, filed on July 29, 1996, as further amended by a report on Form 8-K/A, Amendment No. 2, filed on August 23, 1996, to disclose the acquisition of certain assets and liabilities of Alternate Circuit Technology, Inc.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ZYCON CORPORATION


Date:  November 8, 1996                       By:   /s/ Ronald H. Donati
                                              --------------------------
                                              Ronald H. Donati
                                              Chief Executive Officer,
                                              President



                                              By:   /s/ Kenneth R. Shilling
                                              Kenneth R. Shilling
                                              Chief Financial Officer
                                              Vice President, Finance

                                ZYCON CORPORATION
                                INDEX TO EXHIBITS

Exhibit Number                     Description                              Page
--------------                     -----------                              ----
     3.1           Restated Certificate of Incorporation of Registrant        *

     3.2           Bylaws of Registrant                                       *

     4             Specimen Common Stock Certificate                          *

    10.1           Revolving Credit Note Agreement dated July 17, 1996        18
                   by and between the Company and Comerica Bank -
                   California

    10.2           Third Amendment to Loan Agreement (Revolver) and First     20
                   Amendment to Loan Agreement (Term Loan) dated July 26,
                   1996 by and between the Company and Comerica Bank -
                   California

    11             Computation of Net Income Per Share                        23

    27             Financial Data Schedule                                    24


     *Exhibits 3.1, 3.2, and 4 are incorporated by reference to Exhibits 3.3, 3.4, and 4.1, respectively, of Registrant's Registration Statement on Form S-1, File No. 33-95284.